Form 10-Q
period 1993-12-31
SUMMIT HEALTH LTD
filed 1994-02-14
CIK 725555

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                    FORM 10-Q

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---       ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---       EXCHANGE ACT OF 1934


                         Commission file number 0-11479

                               SUMMIT HEALTH LTD.
             (Exact name of Registrant as specified in its charter)

                California                                95-3154694
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                             2600 W. Magnolia Blvd.
                                  P.O. Box 2100
                         Burbank, California  91507-2100
                    (address of principal executive offices)

                                 (818) 841-8750
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes          No
    -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Shares of Registrant's common stock outstanding at
                         January 31, 1994 -- 32,510,670

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               SUMMIT HEALTH LTD.

                                    FORM 10-Q

                                  QUARTER ENDED
                                DECEMBER 31, 1993


                                TABLE OF CONTENTS





                                                                  Page of
                                                                 Form 10-Q
                                                                 ---------

Part I - Financial Information


   Item 1. Financial Statements

           Consolidated Statements of Income                         3

           Consolidated Balance Sheets                               4

           Consolidated Statements of Cash Flows                     6

           Notes to Consolidated Financial Statements                8


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9




Part II - Other Information

   Item 1. Legal Proceedings                                        17

   Item 4. Submission of matters to a Vote of Security Holders      17

   Item 6. Exhibits and Reports on Form 8-K                         17

           Signatures                                               18

                                     PART I
                               SUMMIT HEALTH LTD.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                             DECEMBER 31,                  DECEMBER 31,
                                          ------------------            ------------------
                                           1993        1992              1993        1992
                                           ----        ----              ----        ----
Net revenues                             $ 133,875   $ 129,991         $ 263,129   $ 251,783
Interest income                                339         314               769         896
                                           -------     -------           -------     -------
   Total revenue                           134,214     130,305           263,898     252,679

Operating expenses:
   Salaries and benefits                    53,187      53,451           103,367     104,562
   Purchased services and
    professional fees                       14,790      15,375            29,870      30,211
   Supplies                                 16,775      15,948            33,120      31,025
   Rental and insurance premiums to
    affiliates                               7,065       6,643            14,084      13,887
   Contracted physician, hospital and
   other services                            5,577       5,162            10,445       9,658
   Other operating                          12,578      11,164            25,198      21,359
   Depreciation and
    amortization                             5,170       4,350            10,420       8,559
   Interest                                  2,083       1,133             4,294       3,306
   Provision for doubtful
   accounts                                  4,769       6,999            11,179      13,192
                                           -------     -------           -------     -------

                                           121,994     120,225           241,977     235,759
                                           -------     -------           -------     -------
Income before income taxes and
 minority interest                          12,220      10,080            21,921      16,920
Provision for income taxes                  (5,314)     (4,361)           (9,517)     (6,907)
Minority interest in net income of
 consolidated subsidiary, net of taxes        (809)       (699)           (1,409)     (1,176)
                                           -------     -------           -------     -------

Net income                                $  6,097    $  5,020          $ 10,995    $  8,837
                                           -------     -------           -------     -------
                                           -------     -------           -------     -------
Earnings per common and common
 equivalent share                         $   0.18    $   0.15          $   0.33    $   0.27
                                           -------     -------           -------     -------
                                           -------     -------           -------     -------
Weighted average number of shares
 of common stock outstanding                33,748      33,347            33,751      33,124
                                           -------     -------           -------     -------
                                           -------     -------           -------     -------




                             See accompanying notes

                               SUMMIT HEALTH LTD.

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)



                                                        DECEMBER 31, 1993    JUNE 30, 1993
                                                        -----------------    -------------
                                                           (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                 $ 25,915           $ 40,857
  Accounts receivable, less allowance for
    doubtful accounts: December 1993 - $9,250;
    June 1993 - $9,295                                        80,643             73,933
  Other receivables                                            9,689              9,684
  Supplies inventory, at cost (first-in, first-out)            9,689              9,452
  Deferred income taxes                                        3,326              3,520
  Prepaid expenses and other                                   4,634              6,711
                                                            --------           --------

Total current assets                                         133,896            144,157

Property, plant and equipment, at cost:
  Land and land improvements                                  29,188             26,936
  Buildings and leasehold improvements                       202,913            197,621
  Furniture and equipment                                    112,153            108,681
  Construction in progress                                     7,608              3,653
                                                            --------           --------

                                                             351,862            336,891

  Less accumulated depreciation and amortization             122,729            114,946
                                                            --------           --------

                                                             229,133            221,945

Long-term notes receivable (interest at 6% - 10%)             10,192              9,707

Non-current assets held for sale                               5,419              5,419

Other assets and deferred charges                             16,070             13,331
                                                            --------           --------


                                                            $394,710           $394,559
                                                            --------           --------
                                                            --------           --------




                             See accompanying notes
                                   (Continued)

                               SUMMIT HEALTH LTD.

                             (Dollars in thousands)



                                                        DECEMBER 31, 1993    JUNE 30, 1993
                                                        -----------------    -------------
                                                           (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Payable to bank                                         $    6,455         $    8,545
  Accounts payable                                            22,564             22,188
  Employee compensation and benefits                          16,535             16,892
  Due to third-party payors                                   33,691             30,807
  Income taxes payable                                            --              2,839
  Accrued liabilities                                         12,230             13,724
  Commercial paper notes                                      22,722             27,722
  Long-term debt due within one year                           2,196             11,383
                                                            --------           --------

Total current liabilities                                    116,393            134,100

Long-term debt                                                88,848             84,711

Other long-term liabilities                                   14,060             13,369

Deferred income taxes                                         33,260             33,152

Minority interest                                             16,513             15,104
                                                            --------           --------

Total liabilities                                            269,074            280,436

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000
   authorized shares, none issued                                 --                 --
  Common stock, 100,000,000 authorized shares,
    Issued and outstanding:  December 1993 -
    32,497,570; June 1993 - 32,048,800                        52,936             51,118
  Retained earnings                                           72,700             63,005
                                                            --------           --------

Total shareholders' equity                                   125,636            114,123
                                                            --------           --------

                                                            $394,710           $394,559
                                                            --------           --------
                                                            --------           --------




                             See accompanying notes

                               SUMMIT HEALTH LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in thousands)



                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                               1993               1992
                                                             --------           --------
Operating activities:
  Net income                                                $ 10,995           $  8,837
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           10,420              8,559
      Provisions for doubtful accounts                        11,179             13,192
      Deferred income taxes                                      302             (2,292)
      Minority interest                                        1,409              1,176

  Changes in operating assets and liabilities:
      Accounts receivable                                    (18,078)           (13,773)
      Other receivables                                           (5)            (2,085)
      Supplies inventory                                        (237)            (1,049)
      Prepaid expenses and other                               2,077                609
      Other assets                                            (2,296)              (330)
      Payable to bank                                         (2,090)            (3,789)
      Accounts payable                                           376               (151)
      Accrued employee compensation and benefits                (357)            (1,156)
      Due to third-party payors                                2,884             (5,417)
      Accrued liabilities                                       (657)               (56)
      Other liabilities                                          691              5,217
      Income taxes payable                                    (1,664)            (3,271)
                                                            --------           --------

  Total adjustments                                            3,954             (4,616)
                                                            --------           --------

  Net cash provided by operating activities                   14,949              4,221
                                                            --------           --------

Investing activities:
  Expenditures for additions to property, plant and
    equipment                                                (10,819)           (34,645)
  Disposition of assets                                          660                 71
  (Increase) decrease in notes receivable                       (485)            10,306
                                                            --------           --------

  Net cash used in investing activities                      (10,644)           (24,268)
                                                            --------           --------




                             See accompanying notes
                                   (Continued)

                               SUMMIT HEALTH LTD.

                                   (Unaudited)
                             (Dollars in thousands)



                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                               1993               1992
                                                             --------           --------
Financing activities:
  Proceeds from borrowings                                  $     --           $ 50,314
  Payment of long- term and mortgage debts                   (18,608)           (31,418)
  Dividends paid                                              (1,282)              (938)
  Proceeds from exercise of common stock options                 643              1,122
                                                            --------           --------

  Net cash provided by (used in) financing activities        (19,247)            19,080
                                                            --------           --------

Net decrease in cash and cash equivalents                    (14,942)              (967)

Cash and cash equivalents at beginning of period              40,857             24,937
                                                            --------           --------

Cash and cash equivalents at end of period                  $ 25,915           $ 23,970
                                                            --------           --------
                                                            --------           --------


Cash paid during the period for:
Interest (net of amount capitalized)                        $  2,861           $  3,025
Income taxes, net                                             11,167             10,900

Supplemental disclosures of non-cash investing and financing activities:

Issuance of long-term debt in connection with
  acquisition                                               $  8,558         $       --
Writeoff of net assets from discontinued operation              (855)                --
Subsidiary stock offering adjustment                              --              3,937
Tax benefit of stock transactions with employees              (1,175)            (1,430)
Dividends declared                                            (1,300)              (939)




                             See accompanying notes

                               SUMMIT HEALTH LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                             (Dollars in thousands)



1. The unaudited financial information included herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature), which are considered necessary to fairly state the Company's financial position, its cash flows and the results of operations. Certain reclassifications have been made to the prior year amounts to conform to the fiscal 1994 presentation. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1993 Annual Report and Form 10-K.

2. The interim financial information herein is not necessarily representative of those to be expected for a full year.

3. Net revenues are net of provisions for contractual allowances consisting primarily of price adjustments for contractual reimbursement related to patients participating in governmental and other health care programs including reimbursement based on diagnosis related groups under the Medicare prospective payment system.

4. On December 2, 1993, the Company entered into a definitive Agreement and plan of merger with OrNda Healthcorp ("OrNda") providing for the acquisition of the Company by OrNda. Pursuant to the merger agreement, the Company will be acquired by and merged with a wholly owned subsidiary of OrNda. Each outstanding share of the Company's common stock will be converted into the right to receive $5.50 in cash and 0.2157 shares of OrNda common stock. The transaction will be accounted for as a purchase. Completion of the merger remains subject to a number of conditions, including shareholder approval. The merger is also subject to the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act; local regulatory approvals; receipt of financing in an amount sufficient to refinance the outstanding senior bank debt of OrNda and a portion of the 7.5% Exchangeable Subordinated Notes; receipt of certain consents or waivers from the holders of such Notes and approval by the Securities and Exchange Commission on the joint proxy statement relating to the acquisition. Shareholder meetings to vote on the transaction are anticipated for early March of 1994. If approved, the merger is expected to be completed shortly thereafter.

5. On December 1, 1993, Summit Care Corporation acquired a 206-bed nursing center in the Woodlands, Texas. The purchase price was $950 in cash and $6,668 in long-term notes with fixed rates primarily at six percent secured by the property.

                               SUMMIT HEALTH LTD.

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    (Dollars in thousands, except share data)


PROPOSED MERGER

The Company has entered into a definitive agreement to merge with OrNda Healthcorp (the "Merger"). See Note 4 to the financial statements. Subsequent to the Merger, OrNda Healthcorp will have operations in 17 states and will operate 46 acute care hospitals with over 7,700 licensed-beds; two psychiatric centers with 138 licensed-beds; four surgery centers and a Medicaid HMO (Health Choice Arizona) with over 21,000 covered lives. In addition, through Summit Care Corporation, OrNda will operate 18 nursing care centers and four retirement centers.

RESULTS OF OPERATIONS

For the quarter and six months ended December 31, 1993, the Company reported earnings of $6,097 and $10,995, respectively, an increase of 21 percent and 24 percent from the same periods a year ago. Earnings per share increased 20 percent from $.15 per share for the second quarter in fiscal 1993 to $.18 per share for the comparable period in fiscal 1994. Year to date earnings per share increased 22 percent from $.27 per share in fiscal 1993 to $.33 per share in fiscal 1994. Total net revenues increased 3 and 5 percent, respectively, for the quarter and six months ended December 31, 1993.

Effective July 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, an asset and liability approach for financial accounting and reporting for income taxes is required. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS 109 requires provision of taxes on the undistributed net income of subsidiaries which formerly was not required under the indefinite reversal criterion in APB 23. The impact of the implementation of SFAS 109 increased the consolidated income tax rate by approximately 2 percent. The cumulative effect on the deferred tax balances was not significant. Net income for fiscal year 1993 did not required retroactive restatement, because the application of SFAS 109 is prospective only.

Income tax provisions for the six months ended December 31, 1993 and 1992 were computed at effective rates of 43.4 and 40.8 percent, respectively.

For the first six months of fiscal 1994, interest and depreciation/amortization expense increased 30 and 22 percent, respectively. Interest expense increased from $3,306 in fiscal 1993 to $4,294 in fiscal 1994. This was due primarily from the $25,000 Summit Care Corporation senior subordinated debentures issued in December, 1992. Depreciation and amortization expense increased from $8,559 in fiscal 1993 to $10,420 fiscal 1994. The increase in expense is primarily a result of capital additions in the prior fiscal year for ambulatory surgery centers and Summit Care Corporate purchases in December 1992 of the land and buildings associated with ten of its facilities that it previously operated under lease agreements.

                               SUMMIT HEALTH LTD.

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    (Dollars in thousands, except share data)



Acute Care

Net revenues for the quarter declined from $102,911 in fiscal 1993 to $100,332 in fiscal 1994. Fiscal 1993 included $907 more in favorable appeal and reimbursement settlements. An additional $525 was due to a reduction in reimbursement to hospitals by Health Choice Arizona, the Company's wholly owned subsidiary. The remainder is attributable to reduced utilization in the acute care hospitals.

For the six months ended December 31, 1993 compared to the six months ended December 31, 1992, net revenues increased marginally to $199,584 from $199,449.

Long Term Care

Summit Care Corporation ("Summit Care") revenues increased $3,200 or 15 percent from $20,838 for the quarter ended December 31, 1992 to $24,038 for the quarter ended December 31, 1993. Revenues increased $5,383 or 13 percent from $40,764 for the six months ended December 31, 1992 to $46,147 for the six months ended December 31, 1993. Approximately 18 percent of the increase was due to patient rate increases, 53 percent was due to increased use of rehabilitative and other ancillary services, net of contractuals, and 21 percent was due to increased pharmaceutical sales, eight percent due to the new center in Texas. As a result of increased rehabilitative and ancillary services, private and Medicare patient revenues from Summit Care's nursing care and retirement centers as a percent of gross operating revenues (excludes pharmaceutical revenues) was 62 percent of the six months ended December 31, 1993, and 63 percent for the same period in 1992.

Managed Care and Other

Health Choice Arizona (HCA) net revenues increased 20 percent for the quarter from $8,891 in fiscal 1993 to $10,646 in fiscal 1994. For the six months ended December 31, 1993 compared to the same period a year ago, net revenues increased 13 percent from $17,736 to $20,048. HCA membership increased 12 percent for the quarter and 19 percent for the six months ended December 31, 1993 compared to fiscal 1993.

Summit Ambulatory Network, Inc. (SANI) contributed $1,280 and $2,621 in increased net revenues, respectively, for the quarter and six months ended December 31, 1993 compared to the same period a year ago of $455 for the quarter and $554 for the six months. This increase was attributed to the addition of two surgery centers located in Arizona and Southern California.

                               SUMMIT HEALTH LTD.

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)



                                          THREE MONTHS ENDED DECEMBER 31,
                                  -----------------------------------------------

                                                           INCREASE         %
                                     1993        1992     (DECREASE)      CHANGE
                                   --------    --------   ----------      ------
NET REVENUES

Acute Care                        $100,332    $102,911     ($2,579)        (3%)
Long Term Care                      24,038      20,838       3,200         15%
Managed Care and Other              12,381       9,346       3,035         32%
Eliminations -
  Intersegment revenue              (2,876)     (3,104)        228          7%
                                   -------     -------       -----
  Net revenues                    $133,875    $129,991      $3,884          3%
                                   -------     -------       -----
                                   -------     -------       -----


INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST

Acute Care                         $ 9,241    $  8,931      $  310          3%
Long Term Care                       3,466       2,469         997         40%
Managed Care and Other               1,412         (48)      1,460       100+%
                                   -------     -------       -----

Operating profit                    14,119      11,352       2,767         24%

Corporate expenses, net of
  interest income                      184        (140)        324       100+%
Interest expenses                   (2,083)     (1,132)       (951)      (84)%
                                   -------     -------       -----
Income before income taxes
  and minority interest          $  12,220   $  10,080      $2,140        21 %
                                   -------     -------       -----
                                   -------     -------       -----


                               SUMMIT HEALTH LTD.

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)



                                           SIX MONTHS ENDED DECEMBER 31,
                                  -----------------------------------------------

                                                           INCREASE         %
                                     1993        1992     (DECREASE)      CHANGE
                                   --------    --------   ----------      ------
NET REVENUES

Acute Care                        $199,584    $199,449        $135          0%
Long Term Care                      46,147      40,764       5,383         13%
Managed Care and Other              23,223      18,290       4,933         27%
Eliminations -
  Intersegment revenue              (5,825)     (6,720)       (895)        13%
                                   -------     -------       -----

  Net revenues                    $263,129    $251,783     $11,346          5%
                                   -------     -------       -----
                                   -------     -------       -----


INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST

Acute Care                        $ 18,408    $ 16,276     $ 2,132         13%
Long Term Care                       6,162       4,204       1,958         47%
Managed Care and Other               2,176        (103)      2,279       100+%
                                   -------     -------       -----

Operating profit                    26,746      20,377       6,369         31%

Corporate expenses, net of
  interest income                     (531)       (152)       (379)      100+%
Interest expense                    (4,294)     (3,305)       (989)      (30)%
                                   -------     -------       -----
Income before income taxes
  and minority interest           $ 21,921    $ 16,920      $5,001         30%
                                   -------     -------       -----
                                   -------     -------       -----


                               SUMMIT HEALTH LTD.

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)



Selected Statistics are Shown Below:



                                                FISCAL
                                        --------------------          INCREASE
                                        1994            1993         (DECREASE)
                                        ----            ----         ----------
HOSPITALS

  Facilities in operation
    September 30                           12              12            --
    December 31                            12              12            --

  Licensed beds at:
    September 30                        1,618           1,641           (23)
    December 31                         1,618           1,641           (23)

  Average occupancy:
    First quarter                         29%             31%            (2)%
    Second quarter                        32%             32%            --

  Patient days:
    First quarter                      43,641          47,255        (3,614)
    Second quarter                     47,299          48,310        (1,011)

  Net inpatient revenue per
    patient day:
    First quarter                      $1,475          $1,236         $ 239
    Second quarter                     $1,430          $1,346         $  84

  Outpatient net revenue per visit:
    First quarter                      $  352          $  411         $ (59)
    Second quarter                     $  338          $  364         $ (26)

  Admissions:
    First quarter                      10,970          10,973            (3)
    Second quarter                     11,170          11,027           143

  Percentage of net revenues from
    Medicare and Medicaid:
      First quarter                     34.9%           36.3%          (1.4)%
      Second quarter                    38.2%           35.6%           2.6 %


                               SUMMIT HEALTH LTD.

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)



Selected Statistics are Shown Below:



                                                FISCAL
                                        --------------------          INCREASE
                                        1994            1993         (DECREASE)
                                        ----            ----         ----------
LONG TERM CARE

  Facilities in operation at:
    September 30                           21              21            --
    December 31                            22              21             1

  Licensed beds at:
    First quarter                       2,720           2,696            24
    Second quarter                      2,926           2,696           230

  Average occupancy:
    First quarter                         87%             88%            (1) %
    Second quarter                        88%             89%            (1) %

  Percentage of revenues from
    Private and Medicare:
    First quarter                         63%             63%            --
    Second quarter                        62%             63%            (1) %

  Percentage of revenues from
  Medicaid:
    First quarter                         37%             37%            --
    Second quarter                        38%             37%             1  %


                               SUMMIT HEALTH LTD.

                                    FORM 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)



                                                FISCAL
                                        --------------------          INCREASE
                                        1994            1993         (DECREASE)
                                        ----            ----         ----------
AMBULATORY SURGERY CENTERS

  Facilities in operation
    Owned
       September 30                         3               1             2
       December 31                          3               1             2
    Managed
       September 30                         1               0             1
       December 31                          2               0             2

  Surgeries
    Owned facilities
      First Quarter                     1,515             121         1,394
      Second Quarter                    1,755             362         1,393
    Managed facilities
      First Quarter                       357               0           357
      Second Quarter                      623               0           623






LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1993, the Company had $25,915 in cash and cash equivalents and working capital of $17,503. During the six months ended December 31, 1993, the Company's cash and cash equivalents had a net decrease of $14,942.

Net cash provided by operating activities increased $10,728 from $4,221 in the first six months of 1993 to $14,949 in the first six months of 1994. Net cash provided by operating activities in the first two periods of 1994 was used primarily to reduce $13,608 in long-term mortgage debt and $5,000 in short-term commercial paper notes and $10,819 for additions to property, plant and equipment.

                               SUMMIT HEALTH LTD.

                                    FORM 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)



Capital expenditures were $10,819 for the first six months of 1994 which was a decrease of $23,826 from the same period last year which included $25,000 for Summit Care's acquisition of leased properties. Capital expenditures for the remainder of fiscal 1994 are projected at approximately $13,256 for equipment and additions to existing properties and approximately $7,000 for acquisitions primarily for physician practices. The Company intends to finance these expenditures with internally generated funds and cash and cash equivalents on hand.


In December 1993, the Company declared a $.04 per share cash dividend to shareholders of record as of December 16, 1993 payable January 18, 1994. The total cost was $1,300.

As a result of an examination of the Company's Federal income tax returns for fiscal year 1984, 1985 and 1986, the Internal Revenue Service has challenged the propriety of certain accounting methods utilized for tax purposes as well as other issues. The most significant area of dispute involves the cash method of accounting used by certain of the Company's subsidiaries on which the Company expects to prevail. As of June 30, 1993, the Company estimated that $10,000 of income tax and interest would be required to be provided and would be payable along with $19,500 of previously provided taxes, if the Internal Revenue Service prevailed on all significant areas of dispute. Based upon analysis of the issues, the Company believes the amount of tax and interest payable upon settlement will be less than amounts previously provided.

Legislative and regulatory action has continued to limit payment increase under Medicare and Medicaid reimbursement programs. The Company, however, believes that these continued changes will not have a material adverse effect on the Company's future revenue or liquidity. Management believes that $25,915 of cash and cash equivalents at December 31, 1993 combined with the unused proceeds from its senior bank financing and short-term commercial paper notes, as well as funds generated by operations, will be adequate to meet the Company's future commitments.

                                     PART II

                               SUMMIT HEALTH LTD.

                                OTHER INFORMATION

                                  QUARTER ENDED
                                DECEMBER 31, 1993




Item 1.   LEGAL PROCEEDINGS

               None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 1993 Annual Meeting of Shareholders was held on November 1, 1993. Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                 None


          (b)  Reports on Form 8-K

                 Form 8-K for proposed merger with OrNda Healthcorp filed on December 9, 1993.

                               SUMMIT HEALTH LTD.




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   SUMMIT HEALTH LTD.







Date:  February 11, 1994                   By: /s/    A.  DEAN STALEY
                                               -------------------------------
                                                      A. Dean Staley
                                                   Senior Vice President and
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)





Date:  February 11, 1994                   By: /s/     KENNETH W. PIPER
                                               -------------------------------
                                                       Kenneth W. Piper
                                                      Corporate Controller
                                                  (Principal Accounting Officer)