Form 10-Q
period 1994-03-31
SUMMIT HEALTH LTD
filed 1994-05-16
CIK 725555

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C.  20549

                                      FORM 10-Q

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- - ---  OF 1934

     For the quarterly period ended March 31, 1994

                                         OR

- - --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Yes        No
    -----     -----


                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of Registrant's common stock outstanding at April 13, 1994 -- 32,704,670

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 SUMMIT HEALTH LTD.

                                      FORM 10-Q

                                    QUARTER ENDED
                                   MARCH 31, 1994


                                  TABLE OF CONTENT

                                                                   Page of
                                                                  Form 10-Q
                                                                  ---------

Part I - Financial Information


    Item 1.  Financial Statements

             Consolidated Statements of Income                         3

             Consolidated Balance Sheets                               4

             Consolidated Statements of Cash Flows                     6

             Notes to Consolidated Financial Statements                8


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       9



Part II - Other Information

    Item 1.  Legal Proceedings                                        18

    Item 4.  Submission of matters to a Vote of Security Holders      18

    Item 6.  Exhibits and Reports on Form 8-K                         18

             Signatures                                               19

                                     PART I
                               SUMMIT HEALTH LTD.

                        CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                  (Dollars in thousands, except per share data)



                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       MARCH 31,                    MARCH 31,
                                                 1994           1993           1994           1993
                                                 ----           ----           ----           ----

Net revenues                                  $ 141,521      $ 131,061      $ 404,650      $ 382,844
Interest income                                     499            279          1,268          1,175
                                              ---------      ---------      ---------      ---------

  Total revenue                                 142,020        131,340        405,918        384,019

Operating expenses:
   Salaries and benefits                         55,202         52,550        158,569        157,112
   Purchased services and
      professional fees                          18,904         15,296         48,774         45,507
   Supplies                                      17,545         16,368         50,665         47,393
   Rental and insurance
      premiums to affiliates                      6,544          8,239         20,628         22,126
   Contracted physician, hospital
      and other services                          5,438          4,993         15,883         14,651
   Other operating                               12,735         11,131         37,933         32,490
   Depreciation and amortization                  5,459          4,933         15,879         13,492
   Interest                                       2,054          2,043          6,348          5,349
   Provision for doubtful
      accounts                                    6,023          6,255         17,202         19,447
                                              ---------      ---------      ---------      ---------

                                                129,904        121,808        371,881        357,567
                                              ---------      ---------      ---------      ---------

Income before income taxes and
   minority interest                             12,116          9,532         34,037         26,452
Provision for income taxes                       (5,242)        (3,800)       (14,759)       (10,707)
Minority interest in net income of
   consolidated subsidiary, net of
   taxes                                           (729)          (597)        (2,138)        (1,773)
                                              ---------      ---------      ---------      ---------

Net income                                    $   6,145      $   5,135      $  17,140      $  13,972
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

Earnings per common and
   common equivalent share:                   $    0.18      $    0.15      $    0.51      $    0.42
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
Weighted average number
   shares of common stock
   outstanding                                   34,115         33,414         33,870         33,217
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------



                                  SUMMIT HEALTH LTD.

                             CONSOLIDATED BALANCE SHEETS

                                (Dollars in thousands)


                                                    MARCH 31, 1994  JUNE 30, 1993
                                                    --------------  -------------
                                                       (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                             $  19,350    $  40,857
   Accounts receivable, less allowance for
     doubtful accounts: March 1994 - $9,971;
     June 1993 - $9,295                                     88,153       73,933
   Other receivables                                         9,088        9,684
   Supplies inventory, at cost (first-in, first-out)         9,706        9,452
   Deferred income taxes                                     3,109        3,520
   Prepaid expenses and other                                4,502        6,711
                                                          --------    ---------

Total current assets                                       133,908      144,157

Property, plant and equipment, at cost:
   Land and land improvements                               29,488       26,936
   Buildings and leasehold improvements                    203,513      197,621
   Furniture and equipment                                 111,747      108,681
   Construction in progress                                 15,704        3,653
                                                          --------    ---------

                                                           360,452      336,891

   Less accumulated depreciation and amortization          123,904      114,946
                                                          --------    ---------

                                                           236,548      221,945

Long-term notes receivable (interest at 6% - 10.5%)         10,093        9,707

Non-current assets held for sale                             5,419        5,419

Other assets and deferred charges                           20,297       13,331
                                                          --------    ---------


                                                          $406,265     $394,559
                                                          --------    ---------
                                                          --------    ---------


                                See accompanying notes
                                      (Continued)


                                  SUMMIT HEALTH LTD.

                        CONSOLIDATED BALANCE SHEETS (CONTINUED)

                               (Dollars in thousands)

                                                  MARCH 31, 1994   JUNE 30, 1993
                                                  --------------   -------------
                                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Payable to bank                                    $   9,649        $   8,545
  Accounts payable                                      23,214           22,188
  Employee compensation and benefits                    21,063           16,892
  Due to third-party payors                             26,745           30,807
  Income taxes payable                                   3,262            2,839
  Accrued liabilities                                   15,522           13,724
  Commercial paper notes                                 5,822           27,722
  Long-term debt due within one year                     8,184           11,383
                                                      --------         --------
Total current liabilities                              113,461          134,100

Long-term debt                                          87,186           84,711

Other long-term liabilities                             22,540           13,369

Deferred income taxes                                   33,574           33,152

Minority interest                                       17,275           15,104
                                                      --------         --------

Total liabilities                                      274,036          280,436

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000
   authorized shares, none issued                        --               --
  Common stock, 100,000,000 authorized shares,
     Issued and outstanding:  March 1994 -
     32,700,670; June 1993 - 32,048,800                 53,384           51,118
  Retained earnings                                     78,845           63,005
                                                      --------         --------

Total shareholders' equity                             132,229          114,123
                                                      --------         --------
                                                      $406,265         $394,559
                                                      --------         --------
                                                      --------         --------


                                See accompanying notes


                                  SUMMIT HEALTH LTD.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)
                                (Dollars in thousands)

                                                          NINE MONTHS ENDED
                                                               MARCH 31,
                                                        1994           1993
                                                        ----           ----
Operating activities:
  Net income                                          $17,140          $13,972
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                   15,879           13,492
       Provisions for doubtful accounts                17,202           19,447
       Deferred income taxes                              833           (1,409)
       Minority interest                                2,171            1,773

  Changes in operating assets and liabilities:
       Accounts receivable                            (31,611)         (13,776)
       Other receivables                                  596           (3,718)
       Supplies inventory                                (254)            (965)
       Prepaid expenses and other                       2,209              340
       Other assets                                    (7,276)          (1,956)
       Payable to bank                                  1,104           (6,682)
       Accounts payable                                 1,026           (2,854)
       Accrued employee compensation and benefits       4,171              448
       Due to third-party payors                       (4,062)          (1,399)
       Accrued liabilities                              3,935             (769)
       Other liabilities                                9,171            1,934
       Income taxes payable                             1,598           (3,473)
                                                      -------          -------

  Total adjustments                                    16,692              433
                                                      -------          -------
  Net cash provided by operating activities            33,832           14,405
                                                      -------          -------

Investing activities:
  Expenditures for additions to property, plant and
     equipment                                        (23,033)         (39,051)
  Disposition of assets                                   753               79
  (Increase) decrease in notes receivable                (386)           9,933
                                                      -------          -------
  Net cash used in investing activities               (22,666)         (29,039)
                                                      -------          -------

                                See accompanying notes
                                      (Continued)


                                  SUMMIT HEALTH LTD.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                      (Unaudited)
                                (Dollars in thousands)

                                                            NINE MONTHS ENDED
                                                                 MARCH 31,
                                                           1994             1993
                                                         ---------       ----------

Financing activities:
  Proceeds from borrowings                               $   5,835       $  87,865
  Payment of commerical paper notes, long-term
  and mortgage debts                                       (37,017)        (57,183)
  Dividends paid                                            (2,582)         (1,877)
  Proceeds from exercise of common stock options             1,091           1,570
                                                         ----------       ---------

  Net cash provided by (used in) financing activities      (32,673)         30,375
                                                         ----------       ---------

Net increase (decrease) in cash and cash equivalents       (21,507)         15,741

Cash and cash equivalents at beginning of period            40,857          24,937
                                                         ----------       ---------

Cash and cash equivalents at end of period                $ 19,350        $ 40,678
                                                         ----------       ---------
                                                         ----------       ---------

Cash paid during the period for:
Interest (net of amount capitalized)                       $ 5,271        $  4,887
Income taxes, net                                           13,418          15,636

Supplemental disclosures of non-cash investing and financing activities:

Issuance of long-term debt in connection with
  acquisition                                              $ 8,558       $    --
Writeoff of net assets from discontinued operation            (855)           --
Subsidiary stock offering adjustment                          --             3,937
Tax benefit of stock transactions with employees            (1,175)         (1,430)


                                See accompanying notes

                                  SUMMIT HEALTH LTD.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)
                                (Dollars in thousands)


1. The unaudited financial information included herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature), which are considered necessary to fairly state the Company's financial position, its cash flows and the results of operations. Certain reclassifications have been made to the prior year amounts to conform to the fiscal 1994 presentation. These statements do not include all of the information and footnotes required by generally accepted accounting principles forcomplete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1993 Annual Report and Form 10-K.

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

4. On April 19, 1994 the Company completed its merger with OrNda Healthcorp ("OrNda") providing for the acquisition of the Company by OrNda. Pursuant to the merger, the Company was acquired by and merged with a wholly owned subsidiary of OrNda. Each outstanding share of the Company's common stock was converted into the right to receive $5.50 in cash and 0.2157 shares of OrNda common stock. The transaction was accounted for as a purchase.

                               SUMMIT HEALTH LTD.

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      (Dollars in thousands, except share data)
MERGER

On April 19, 1994, the Company completed its merger with OrNda Healthcorp (OrNda), with OrNda as the surviving company and Summit Health Ltd. becoming a wholly owned subsidiary of OrNda. See Note 4 to the financial statements.
OrNda has operations in 17 states and operates 46 acute-care hospitals with more than 7,700 licensed beds, two psychiatric centers with 138 licensed beds, four surgery centers and a Medicaid HMO with more than 22,000 covered lives.

The combined company will have pro forma revenues of approximately $1.5 billion and will be the fifth largest investor-owned hospital chain in the country. The combined company expects to realize significant operating synergies through a combination of overhead reduction and improved operating efficiencies.

RESULTS OF OPERATIONS

For the quarter and nine months ended March 31, 1994, the Company reported earnings of $6,145 and $17,140, respectively, an increase of 20 percent and 23 percent from the same periods a year ago. Earnings per share increased 20 percent from $.15 per share for the third quarter in fiscal 1993 to $.18 per share for the comparable period in fiscal 1994. Year to date earnings per share increased 21 percent from $.42 per share in fiscal 1993 to $.51 per share in fiscal 1994. Total net revenues increased 8 and 6 percent, respectively, for the quarter and nine months ended March 31, 1994.

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

Income tax provisions for the nine months ended March 31, 1994 and 1993 were computed at effective rates of 43.4 and 40.5 percent, respectively.

                                  SUMMIT HEALTH LTD.

                                       FORM 10-Q
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      (Dollars in thousands, except share data)


For the first nine months of fiscal 1994, interest and depreciation/amortization expense increased 19 and 18 percent, respectively, compared to the same period in the prior year. Interest expense increased from $5,349 in fiscal 1993 to $6,348 in fiscal 1994. This was due primarily from the $25,000 Summit Care Corporation senior subordinated debentures issued in December, 1992. Depreciation and amortization expense increased from $13,492 in fiscal 1993 to $15,879 in fiscal 1994. The increase in expense is primarily a result of capital additions in the prior fiscal year for ambulatory surgery centers and Summit Care Corporate purchases in December 1992 of the buildings associated with ten of its facilities that it previously operated under lease agreements.


Acute Care

Net revenues for the quarter increased four percent from $103,131 in fiscal 1993 to $107,191 in fiscal 1994. The acute hospitals contributed $5,948 towards the increase, while the Medical Office Buildings and other joint ventures combined had a $(1,888) decrease from fiscal year 1993 compared to fiscal year 1994. The hospitals' third quarter growth was due to a higher acuity on an inpatient basis and a further reduction in average length of stay from 4.4 days to 4.3 days for the nine months ended march 31, 1993 compared to the same period in fiscal year 1994.

For the nine months ended March 31, 1994 compared to the nine months ended March 31, 1993, net revenues increased marginally to $306,775 from $302,580.

Long Term Care

Summit Care Corporation ("Summit Care") revenues increased $4,237 or 20 percent from $21,341 for the quarter ended March 31, 1993 to $25,578 for the quarter ended March 31, 1994. Revenues increased $9,620 or 15 percent from $62,105 for the nine months ended March 31, 1993 to $71,725 for the nine months ended March 31, 1994. Approximately 23 percent of the increase was due to patient rate increases and increased census, 26 percent was due to increased use of rehabilitative and other ancillary services, coupled with an eight percent decrease in contractual allowances due to prior year settlements, 18 percent was due to increased pharmaceutical sales, and 25 percent was due to new operations and other income. As a result of increased rehabilitative and ancillary services, private and Medicare patient revenues from Summit Care's nursing care and retirement centers as a percent of gross operating revenue (excluding pharmaceutical revenues) was 63 percent for the nine months ended March 31, 1994, and for the same period in 1993.

                                  SUMMIT HEALTH LTD.

                                       FORM 10-Q
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      (Dollars in thousands, except share data)


Managed Care and Other

Health Choice Arizona (HCA) net revenues increased 15 percent for the quarter from $8,982 in fiscal 1993 to $10,297 in fiscal 1994. For the nine months ended March 31, 1994 compared to the same period a year ago, net revenues increased 14 percent from $26,718 to $30,345. HCA membership increased 12 percent for the quarter and 17 percent for the nine months ended March 31, 1994 compared to fiscal 1993.

Summit Ambulatory Network, Inc. (SANI) contributed $1,487 and $4,662 in increased net revenues, respectively, for the quarter and nine months ended March 31, 1994 compared to the same period a year ago of $564 for the quarter and $1,118 for the nine months. This increase was attributed to the addition of two surgery centers located in Arizona and Southern California.



                                  SUMMIT HEALTH LTD.

                                       FORM 10-Q
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


                                 Three Months Ended March 31,
                     -----------------------------------------------

                                                        INCREASE     %
                                  1994        1993     (DECREASE) CHANGE
                                -------     --------   ---------- ------
NET REVENUES
Acute Care                      $107,191    $103,131      $4,060      4%
Long Term Care                    25,578      21,341       4,237     20%
Managed Care and Other            11,784       9,546       2,238     23%
Eliminations -
  Intersegment revenue            (3,032)     (2,957)        (75)   (3)%
                               ---------   ---------        -----

  Net revenues                  $141,521    $131,061     $10,460      8%
                                 -------     -------     -------
                                 -------     -------     -------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST

Acute Care                      $ 10,952    $  9,219     $ 1,733     19%
Long Term Care                     3,041       2,615         426     16%
Managed Care and Other               815         264         551   200+%
                                 -------         ---     -------

Operating profit                  14,808      12,098       2,710     22%

Corporate expenses, net of
  interest income                   (638)       (523)       (115)  (22)%
Interest expense                  (2,054)     (2,043)        (11)   (1)%
                                  ------      ------        ----
Income before income taxes
  and minority interest         $ 12,116    $  9,532      $2,584     27%
                                  ------       -----       -----
                                  ------       -----       -----



                                 SUMMIT HEALTH LTD.

                                     FORM 10-Q
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


                                      NINE MONTHS ENDED MARCH 31,
                               ------------------------------------------

                                                        INCREASE     %
                                1994         1993      (DECREASE)  CHANGE
                               ------       ------     ----------  ------
NET REVENUES
Acute Care                    $306,775     $302,580      $4,195         1%
Long Term Care                  71,725       62,105       9,620        15%
Managed Care and Other          35,007       27,836       7,171        26%
Eliminations -
  Intersegment revenue        (  8,857)      (9,677)        820         8%
                              --------     --------    --------
   Net revenues               $404,650     $382,844     $21,806         6%
                              --------     --------    --------
                              --------     --------    --------
INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST

Acute Care                    $ 29,360     $ 25,495     $ 3,865        15%
Long Term Care                   9,203        6,819       2,384        35%
Managed Care and Other           2,991          161       2,830      200+%
                              --------     --------    --------

Operating profit                41,554       32,475       9,079        28%

Corporate expenses, net of
  interest income               (1,169)        (675)       (494)      (73)%
Interest expense                (6,348)      (5,348)     (1,000)      (19)%
                              --------     --------    --------
Income before income taxes
  and minority interest       $ 34,037    $  26,452     $ 7,585        29 %
                              --------     --------    --------
                              --------     --------    --------

                                     13


                                  SUMMIT HEALTH LTD.

                                       FORM 10-Q
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Selected Statistics are Shown Below:
                                             FISCAL
                                     --------------------        INCREASE
                                     1994            1993       (DECREASE)
                                     ----            ----       ----------
HOSPITALS
  Facilities in operation
     September 30                    12               12              --
     December 31                     12               12              --
     March 31                        12               12              --

  Licensed beds at:
     September 30                 1,618            1,641            (23)
     December 31                  1,618            1,641            (23)
     March 31                     1,618            1,641            (23)

  Average occupancy:
     First quarter                  29%              31%             (2)%
     Second quarter                 32%              32%              --
     Third quarter                  36%              35%              1 %

  Patient days:
     First quarter               43,641           47,255         (3,614)
     Second quarter              47,299           48,310         (1,011)
     Third quarter               53,030           51,791          1,239

  Net inpatient revenue per
     patient day:
     First quarter               $1,475          $ 1,236           $ 239
     Second quarter              $1,430          $ 1,346           $  84
     Third quarter               $1,344          $ 1,335           $   9

  Outpatient net revenue per visit:
     First quarter               $  352          $   411           $ (59)
     Second quarter              $  338          $   364           $ (26)
     Third quarter               $  338          $   327           $  11



                                 SUMMIT HEALTH LTD.

                                     FORM 10-Q
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

  Admissions:
     First quarter                          10,776         10,973          (197)
     Second quarter                         11,170         11,027            143
     Third quarter                          11,781         11,461            320

  Percentage of net revenues from
     Medicare and Medicaid:
       First quarter                         34.9%          36.3%         (1.4)%
       Second quarter                        38.2%          35.6%          2.6 %
       Third quarter                         41.0%          37.1%          3.9 %


LONG TERM CARE

  Facilities in operation at:
     September 30                               21             21             --
     December 31                                22             21              1
     March 31                                   23             21              2

  Licensed beds at:
     First quarter                           2,720          2,696             24
     Second quarter                          2,926          2,696            230
     Third quarter                           3,002          2,696            306

  Total occupancy:
     First quarter                             87%            88%          (1) %
     Second quarter                            88%            89%          (1) %
     Third quarter                             88%            89%          (1) %

  Percentage of revenues from
  Private and Medicare:
     First quarter                             63%            63%             --
     Second quarter                            62%            63%           (1)%
     Third quarter                             65%            64%            1 %

  Percentage of revenues from
  Medicaid:
     First quarter                             37%            37%             --
     Second quarter                            38%            37%            1 %
     Third quarter                             35%            36%           (1)%



                                 SUMMIT HEALTH LTD.

                                     FORM 10-Q

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


                                                   FISCAL
                                              -------------------      INCREASE
                                              1994           1993     (DECREASE)
                                              ----           ----      --------

AMBULATORY SURGERY CENTERS
- - --------------------------
  Facilities in operation
     Owned
        September 30                             3              1              2
        December 31                              3              1              2
        March 31                                 4              2              2

  Managed
        September 30                             1              0              1
        December 31                              2              0              2
        March 31                                 1              0              1

  Surgeries
     Owned facilities
       First Quarter                         1,515            121          1,394
       Second Quarter                        1,755            362          1,393
       Third Quarter                         1,741            664          1,077

     Managed facilities
       First Quarter                           357              0            357
       Second Quarter                          623              0            623
       Third Quarter                           432              0            432



LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1994, the Company had $19,350 in cash and cash equivalents and working capital of $20,447. During the nine months ended March 31, 1994, the Company's cash and cash equivalents had a net decrease of $21,507.

                                 SUMMIT HEALTH LTD.

                                       FORM 10-Q

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)



Net cash provided by operating activities increased $19,427 from $14,405 in the first nine months of 1993 to $33,832 in the first nine months of 1994. Net cash provided by operating activities in the first three quarters of 1994 was used primarily to reduce $15,117 in long-term mortgage debt, $21,900 in short-term commercial paper notes and $23,033 for additions to property, plant and equipment.

Capital expenditures were $23,033 for the first nine months of 1994 which was a decrease of $16,018 from the same period last year which included $25,000 for Summit Care's acquisition of leased properties.

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

Legislative and regulatory action has continued to limit payment increases under Medicare and Medicaid reimbursement programs. The Company, however, believes that these continued changes will not have a material adverse effect on the Company's future revenue or liquidity. Management believes that $19,350 of cash and cash equivalents at March 31, 1994 combined with the unused proceeds from its senior bank financing and short-term commercial paper notes, as well as funds generated by operations, will be adequate to meet the Company's future commitments.

                                       PART II

                                  SUMMIT HEALTH LTD.

                                   OTHER INFORMATION

                                     QUARTER ENDED
                                    MARCH 31, 1994




Item 1.  LEGAL PROCEEDINGS

                None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                None


         (b)  Reports on Form 8-K

                No reports on Form 8-K were filed by the company during the three months ended March 31, 1994.

                                 SUMMIT HEALTH LTD.



                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     SUMMIT HEALTH LTD.





Date:  May 10, 1994                        By:       BRUCE J. COLBURN
                                              --------------------------------
                                                     Bruce J. Colburn
                                              Senior Vice President of Finance
                                                and Chief Accounting Officer